Form 10QSB
period 2004-10-31
Horse Sense Stable Services, Inc.
filed 2004-12-21
CIK 1305559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                        Commission file number 333-119834

                        Horse Sense Stable Services, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

              Arizona                                   20-0878571
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                     7699 E. Park View Dr., Tucson, AZ 85715
                    (Address of Principal Executive Offices)

                            (520) 404-3182 (Issuer's
                                telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 15, 2004 200,000


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        HORSE SENSE STABLE SERVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        October 31,          July 31,
                                                                           2004                2004
                                                                     -----------------  ------------------
Assets:
   Cash and cash equivalents                                         $              34  $               55
                                                                     -----------------  ------------------
      Total Current Assets                                                          34                  55
                                                                     -----------------  ------------------

      Total Assets                                                   $              34  $               55
                                                                     =================  ==================

Liabilities:
   Accounts payable                                                  $           1,897  $            1,228
   Accrued liabilities                                                          30,500              30,500
                                                                     -----------------  ------------------

      Total Liabilities                                                         32,397              31,728
                                                                     -----------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.001,  authorized  10,000,000 shares,  issued 0 at
  October 31, 2004
  and July 31, 2004                                                                  -                   -
  Common Stock, Par value $.001, authorized
    100,000,000 shares, issued 200,000
    at October 31, 2004 and July 31, 2004                                          200                 200
  Paid-In Capital                                                                2,515               1,895
  Deficit Accumulated During the
     Development Stage                                                         (35,078)            (33,768)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                                (32,363)            (31,673)
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $              34  $               55
                                                                     =================  ==================








   The accompanying notes are an integral part of these financial statements.

                        HORSE SENSE STABLE SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      Cumulative
                                                                                         Since
                                                                                       April 7,
                                                            For the Three                2004
                                                             Months Ended            Inception of
                                                             October 31,              Development
                                                                2004                     Stage
                                                       -----------------------  -----------------------
Revenues                                               $                     -  $                     -
                                                       -----------------------  -----------------------

Expenses:
General and Administrative                                               1,310                   35,078
                                                       -----------------------  -----------------------
      Total Expenses                                                     1,310                   35,078
                                                       -----------------------  -----------------------

     Net Loss                                          $                (1,310) $               (35,078)
                                                       =======================  =======================

Loss per Share, Basic & Diluted                        $                (0.01)
                                                       =======================

Weighted Average Shares Outstanding                                    200,000
                                                       =======================



















   The accompanying notes are an integral part of these financial statements.

                        HORSE SENSE STABLE SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Cumulative
                                                                                              Since
                                                                                            April 7,
                                                                  For the Three               2004
                                                                   Months Ended           Inception of
                                                                   October 31,             Development
                                                                      2004                    Stage
                                                             ----------------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                      $                (1,310)$               (35,078)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Common Stock Issued for Services                                              -                   1,500
Changes in Operating Assets and Liabilities
     Increase (Decrease) in Accounts Payable                                     669                   1,897
     Increase (Decrease) in Accrued Liabilities                                    -                  30,500
                                                             ----------------------- -----------------------
Net Cash Used in operating activities                                           (641)                 (1,181)
                                                             ----------------------- -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities                                          -                       -
                                                             ----------------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shareholders                                                  620                   1,215
                                                             ----------------------- -----------------------
Net Cash Provided by Financing Activities                                        620                   1,215
                                                             ----------------------- -----------------------

Net (Decrease) Increase in Cash                                                  (21)                     34
Cash at Beginning of Period                                                       55                       -
                                                             ----------------------- -----------------------
Cash at End of Period                                        $                    34 $                    34
                                                             ======================= =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                             ======================= =======================
Cash paid during the year for:
  Interest                                                   $                     - $                     -
  Franchise and income taxes                                 $                     - $                     -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None





   The accompanying notes are an integral part of these financial statements.

                        HORSE SENSE STABLE SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $35,078 for the period from April 7, 2004 (inception) to October 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

         The Company's ability to survive will depend on numerous factors including, but not limited to, the Company's receiving continued financial support, completing public equity financing, or generating profitable operations in the future.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Horse Sense Stable Services, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

         The unaudited financial statements as of October 31, 2004 and for the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                        HORSE SENSE STABLE SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Arizona on April 7, 2004. The Company has a July 31 year end.

Nature of Business

         The company has no products or services as of October 31, 2004. The Company intends on providing consulting, bookkeeping, and management services for commercial boarding stables, including stables owned by the Corporation, as well as, stables owned by others, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at October 31, 2004.

                        HORSE SENSE STABLE SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

         The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

Concentrations of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - COMMITMENTS

         The Company currently leases office space from a shareholder, at the rate of $400 per month for 6 months or until such time that the Company locates suitable and appropriate office space.

NOTE 5 - COMMON STOCK TRANSACTIONS

         On July 26, 2004, the Company issued 200,000 shares of common stock for $0.01 per share for cash and consulting services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the information in Item 7, Financial Statements, and other information regarding our financials performance for the period covered by this report included elsewhere in this report. The following discussions and other parts of this report may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in those forward-looking statements. Factors that might cause such differences include, but are not limited to, our history of unprofitability and the uncertainty of our profitability, our ability to develop and introduce new services and products, the uncertainty of market acceptance of those services or products, our potential reliance on collaborative partners, our limited sales and marketing experience, the highly competitive industries in which we operate and general economic and business conditions, some or all of which may be beyond our ability to control.

Plan of Operations

         The Company plans to provide consulting and business management services to owners of new and existing boarding stables. Specifically, the Company will assist stable owners in:

         o        developing a business plan for operations
         o        securing debt funding, if required;
         o        locating a site for their stables (if a new business);
         o navigating through the regulatory approvals necessary to gain any permissions or zoning waivers;
         o selecting the best value in barns, fencing, arena footing and equipment;
         o        hiring and managing employees;
         o        promoting their business and attracting  boarders;
         o fostering good relationships with neighbors and governing authorities; and
         o exploring additional revenue sources such as lessons, training, horse shows, trailering, tack and feed sales, trail rides, cart and sled rides, summer camps, pon rides, therapeutic riding programs, equine-assisted healing programs, horse sale brokering, etc.

Results of Operations

         From April 7, 2004, the Company was a development stage company and had not begun principal operations.

         Since the Company was created in 2004, no comparisons can be made to 2003.

         The Company had no sales and sales revenues for the three months ended October 31, 2004.

         The Company had no selling and marketing expenses for the three months ended October 31, 2004. General and administrative expenses were $1,310 for the three months ended October 31, 2004.

         The Company recorded a net loss of $1,310 for the three months ended October 31, 2004.

Liquidity and Capital Resources

         The Company requires working capital principally to fund its current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings.

         During the next twelve months we believe that our current cash needs can be met by loans from our director, officers and stockholders based on understandings we have with these individuals. We may repay these loans and advancements on our behalf, or we may convert them into common stock. We do not, however, have any commitments from any of these individuals, in writing or otherwise, regarding any loans or advances.

         The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

Government Regulations

         The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

ITEM 3. CONTROLS AND PROCEDURES

The Company's President has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this
                  Quarterly Report on Form 10-QSB, and (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the President's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included as part of this report:

Exhibit
Number            Title of Document

3.1      Articles of Incorporation (1)
3.3      Bylaws (1)
4.1      Speciman of Common Stock Certificate (1)
31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 28, 2004.

(b)      Reports on Form 8-K filed.
                  No reports on Form 8-K were filed during the prior quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         HORSE SENSE STABLE SERVICES, INC.


Date: December    , 2004                  By: /s/ Michael High
                                          --------------------------------------
                                          Michael High
                                          President and Chairman
                                          (Principal Executive Officer)



Date: December    , 2004                  By: /s/ Sara High
                                          --------------------------------------
                                          Sara High
                                          Director, Treasurer and Secretary
                                          (Principal Financial Officer)